Form 10-K405
period 2001-02-28
POOLED AUTO SECURITIES SHELF LLC
filed 2001-05-29
CIK 1113167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended: February 28, 2001

Commission file number: 333-45546

                        CARMAX AUTO OWNER TRUST 2001-1
              (Issuer with respect to the Notes and Certificates)

                       POOLED AUTO SECURITIES SHELF LLC
            (Exact name of registrant as specified in its charter)


         Delaware                                             52-2233151
      ---------------                                      ----------------
      (State or other                                       (IRS Employer
       jurisdiction                                      Identification No.)
     of incorporation)

 One First Union Center, Charlotte, North Carolina              28288
 --------------------------------------------------            --------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (704)374-8437

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]/1/          No [_]

________________________
     /1/ In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the issuer, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in any amendment to this Form 10-K.[X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Not Applicable.

          Documents incorporated by reference: None

          The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

Item 1.   Business.
          --------

          Not Applicable.

Item 2.   Properties.
          ----------

          Not Applicable.

Item 3.   Legal Proceedings.
          -----------------

          To the best knowledge of the registrant, there are no material pending legal proceedings involving the Trust, the Servicer, the Owner Trustee or the Indenture Trustee.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.


                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related
          -------------------------------------------------
          Securityholders Matters.
          -----------------------

          The Trust does not issue stock. To the best knowledge of the registrant, there is no established public trading market for the Notes or the Certificates.

Item 6.   Selected Financial Data.
          -----------------------

          Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operation.
          ----------------------------------

          Not Applicable.

Item 7A.  Quantitative and Qualitative Disclosures About
          ----------------------------------------------
          Market Risk.
          -----------

          Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         ------------------------

         None.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
         ---------------------------------------------------
         Management.
         ----------

         (a)  Not Applicable.

         (b)  Not Applicable.

         (c)  Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a)  No reportable transactions have occurred.

         (b)  Not Applicable.

         (c)  Not Applicable.

         (d)  Not Applicable.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a)  Documents.

               1.    Financial Statements.

                     Not Applicable.

               2.    Financial Statement Schedules.

                     Not Applicable.

               3.    Exhibits.

                     See Item 14(c).

          (b)  Reports on Form 8-K.

          The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2001: Current Reports on Form 8-K dated March 16, 2001 reporting Items 5 and 7(c) and providing the Statements to Noteholders and Certificateholders for the month of February 2001.

          (c)  Exhibits.

          Exhibit 99.1  Annual Report of Accountant Relative to Servicing.

          Exhibit 99.2  Servicer's Annual Statement of Compliance

          (d)  Financial Statement Schedules.

          Not Applicable.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                    POOLED AUTO SECURITIES SHELF LLC


                                    By:  /s/ John A. Foxgrover
                                       -----------------------------------
                                       John A. Foxgrover
                                       Vice President


Date: May 29, 2001

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its securityholders.

                               INDEX TO EXHIBITS

Exhibit            Description
Number             of Exhibit
------             ----------

99.1               Annual Report of Accountant Relative to Servicing.

99.2               Servicer's Annual Statement of Compliance